Form 10-K405
period 1996-12-31
OLYMPIC RECEIVABLES FINANCE CORP
filed 1997-08-13
CIK 896982

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

(Mark One)
    X    Annual Report pursuant to section 13 or 15(d) of the Securities
________ Exchange Act of 1934  for the fiscal year ended December 31, 1996 or

          Transition report pursuant to section 13 or 15(d) of the Securities ________ Exchange Act of 1934 for the transition period from ______________
          to ___________________.

Commission file number:   33-84920  (no 1934 Act number)
                       --------------------------------

Exact name of Registrant as specified in its charter:
    OLYMPIC AUTOMOBILE RECEIVABLES TRUST, 1996-B

State or other jurisdiction of incorporation or organization): Delaware

I.R.S. Employer Identification No.: 41-1840460

Address of principal executive offices:
7825 Washington Avenue So. Minneapolis, Minnnesota 55439-2435

Registrant's telephone number, including area code: (612) 942-9880

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:
    5.39% Class A-1 Automobile Receivables-Backed Notes
    6.00% Class A-2 Automobile Receivables-Backed Notes
    6.50% Class A-3 Automobile Receivables-Backed Notes
    6.70% Class A-4 Automobile Receivables-Backed Notes
    6.90% Class A-5 Automobile Receivables-Backed Notes

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                               -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I
Item 1.  BUSINESS.

         The sole business of Olympic Automobile Receivables Trust, 1996-B (the "Trust") is to hold the Receivables and to apply the proceeds thereof to make payments to the Noteholders and to the Certificateholders, as described in the Trust's Prospectus Supplement (dated June 5, 1996) to Prospectus dated March 7, 1996, and the related Registration Statement on Form S-3 (File No. 33-84920).

Item 2.  PROPERTIES.

         Not applicable.

Item 3.  LEGAL PROCEEDINGS.

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of December 31, 1996, the Trust had 10 holders of record of the Certificates, 0 holders of record of Class A-1 Notes, 10 holders of record of Class A-2 Notes, 19 holders of record of Class A-3
         Notes, 12 holders of record of Class A-4 Notes, and 12 holders of record of Class A-5 Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

Item 6.  SELECTED FINANCIAL DATA.

         Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Not applicable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Not applicable.

Item 11. EXECUTIVE COMPENSATION.

         Not applicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Not applicable.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The Report of Independent Auditors, delivered pursuant to Section
         3.11 of the Sale and Servicing Agreement dated as of June 1, 1996, is filed herewith.

         (b) None.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                             OLYMPIC AUTOMOBILE RECEIVABLES TRUST, 1996-B

                             By ARCADIA FINANCIAL LTD., as Servicer with respect to Olympic Automobile Receivables Trust, 1996-B


Dated: August 13, 1997       /s/ John A. Witham
                             ------------------------------
                             John A. Witham
                             Executive Vice President
                             and Chief Financial Officer

                                    EXHIBIT INDEX

Item
----
99.1 The Report of Independent Auditors, delivered pursuant to Section 3.11 of the Sale and Servicing Agreement dated as of June 1, 1996.