Form 10-K405
period 1996-12-31
OLYMPIC RECEIVABLES FINANCE CORP
filed 1997-08-13
CIK 896982

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
                       --------------------------------

Exact name of Registrant as specified in its charter:
    OLYMPIC AUTOMOBILE RECEIVABLES TRUST, 1996-C

State or other jurisdiction of incorporation or organization): Delaware

I.R.S. Employer Identification No.: 41-1850127

Address of principal executive offices:
7825 Washington Avenue So. Minneapolis, Minnnesota 55439-2435

Registrant's telephone number, including area code: (612) 942-9880

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:
    6.85% Automobile Receivables-Backed Certificates
    5.616% Class A-1 Automobile Receivables-Backed Notes
    6.30% Class A-2 Automobile Receivables-Backed Notes
    6.625% Class A-3 Automobile Receivables-Backed Notes
    6.80% Class A-4 Automobile Receivables-Backed Notes
    7.00% Class A-5 Automobile Receivables-Backed Notes

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

         The sole business of Olympic Automobile Receivables Trust, 1996-C (the "Trust") is to hold the Receivables and to apply the proceeds thereof to make payments to the Noteholders and to the Certificateholders, as described in the Trust's Prospectus Supplement (dated
         September 5, 1996) to Prospectus dated March 7, 1996, and the related Registration Statement on Form S-3 (File No. 33-84920).

Item 2.  PROPERTIES.

         Not applicable.

Item 3.  LEGAL PROCEEDINGS.

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of December 31, 1996, the Trust had 2 holders of record of the Certificates, 0 holders of record of Class A-1 Notes, 13 holders of record of Class A-2 Notes, 19 holders of record of Class A-3 Notes, 21 holders of record of Class A-4 Notes and 28 holders of record of Class A-5 Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.


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

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The Report of Independent Auditors, delivered pursuant to Section
         3.11 of the Sale and Servicing Agreement dated as of September 1, 1996, is filed herewith.

         (b) None.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                             OLYMPIC AUTOMOBILE RECEIVABLES TRUST, 1996-C

                             By ARCADIA FINANCIAL LTD., as Servicer with respect to Olympic Automobile Receivables Trust, 1996-C


Dated: August 13, 1997       /s/ John A. Witham
                             ------------------------------
                             John A. Witham
                             Executive Vice President
                             and Chief Financial Officer

                                    EXHIBIT INDEX

Item
----
99.1 The Report of Independent Auditors, delivered pursuant to Section 3.11 of the Sale and Servicing Agreement dated as of September 1, 1996.