Form 10-K405
period 1997-12-31
ARCADIA RECEIVABLES FINANCE CORP
filed 1998-03-31
CIK 896982

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

(Mark One)
    X    Annual Report pursuant to section 13 or 15(d) of the Securities
________ Exchange Act of 1934  for the fiscal year ended December 31, 1997 or

          Transition report pursuant to section 13 or 15(d) of the Securities ________ Exchange Act of 1934 for the transition period from ______________
          to ___________________.

Commission file number:  333-18021  (no 1934 Act number)
                       --------------------------------

Exact name of Registrant as specified in its charter:
    OLYMPIC AUTOMOBILE RECEIVABLES TRUST, 1997-A

State or other jurisdiction of incorporation or organization): Delaware

I.R.S. Employer Identification No.: 41-1869165

Address of principal executive offices:
7825 Washington Avenue So. Minneapolis, Minnnesota 55439-2435

Registrant's telephone number, including area code: (612) 942-9880

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:
         Automobile Receivables-Backed Certificates
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

         The sole business of Olympic Automobile Receivables Trust, 1997-A (the "Trust") is to hold the Receivables and to apply the proceeds thereof to make payments to the Noteholders and to the Certificateholders, as described in the Trust's Prospectus Supplement (dated March 13, 1997) to Prospectus dated March 11, 1997, and the related Registration Statement on Form S-3 (File No. 333-18021).

Item 2.  PROPERTIES.

         Not applicable.

Item 3.  LEGAL PROCEEDINGS.

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of December 31, 1997, the Trust had 87 holders of record of the Notes and 10 holders of record of the Certificates, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

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

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The Report of Independent Auditors, delivered pursuant to Section
         3.11 of the Sale and Servicing Agreement dated as of March 1, 1997, is filed herewith.

         (b) None.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                             OLYMPIC AUTOMOBILE RECEIVABLES TRUST, 1997-A

                             By ARCADIA FINANCIAL LTD., as Servicer with respect to Olympic Automobile Receivables Trust, 1997-A


Dated: March 31, 1998          /s/ John A. Witham
                             ------------------------------
                             John A. Witham
                             Executive Vice President
                             and Chief Financial Officer

                                    EXHIBIT INDEX

Item
----
99.1 The Report of Independent Auditors, delivered pursuant to Section 3.11 of the Sale and Servicing Agreement dated as of March 1, 1997.