Form 10-K405
period 1997-12-31
ARCADIA RECEIVABLES FINANCE CORP
filed 1998-03-31
CIK 896982

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
                       ---------------------------------

Exact name of Registrant as specified in its charter:
    ARCADIA AUTOMOBILE RECEIVABLES TRUST, 1997-C

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

         The sole business of Arcadia Automobile Receivables Trust, 1997-C (the "Trust") is to hold the Receivables and to apply the proceeds thereof to make payments to the Noteholders, as described in the Trust's Prospectus Supplement (dated September 10, 1997) to Prospectus dated September 5, 1997, and the related Registration Statement on Form S-3 (File No. 333-18021).

Item 2.  PROPERTIES.

         Not applicable.

Item 3.  LEGAL PROCEEDINGS.

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of December 31, 1997, the Trust had 88 holders of record of the Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.


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

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The Report of Independent Auditors, delivered pursuant to Section
         3.11 of the Sale and Servicing Agreement dated as of September 1, 1997, is filed herewith.

         (b) None.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                             ARCADIA AUTOMOBILE RECEIVABLES TRUST, 1997-C

                             By ARCADIA FINANCIAL LTD., as Servicer with respect to Arcadia Automobile Receivables Trust, 1997-C


Dated: March 31, 1998         /s/ John A. Witham
                             ------------------------------
                             John A. Witham
                             Executive Vice President
                             and Chief Financial Officer

                                    EXHIBIT INDEX

Item
----
99.1 The Report of Independent Auditors, delivered pursuant to Section 3.11 of the Sale and Servicing Agreement dated as of September 1, 1997.