Form 10-K405
period 1998-12-31
ARCADIA RECEIVABLES FINANCE CORP
filed 1999-03-31
CIK 896982

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
                       --------------------------------

Exact name of Registrant as specified in its charter:
    ARCADIA AUTOMOBILE RECEIVABLES TRUST, 1998-B

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

         The sole business of Arcadia Automobile Receivables Trust, 1998-B (the "Trust") is to hold the Receivables and to apply the proceeds thereof to make payments to the Noteholders and to the Certificateholders, as described in the Trust's Prospectus Supplement (dated December 11,
         1998) to Prospectus dated June 10, 1998, and the related Registration Statement on Form S-3 (File No. 333-48141).

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

                             OLYMPIC AUTOMOBILE RECEIVABLES TRUST, 1998-B

                             By ARCADIA FINANCIAL LTD., as Servicer with respect to Arcadia Automobile Receivables Trust, 1998-B


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