Form 10-K405/A
period 1998-12-31
ARCADIA RECEIVABLES FINANCE CORP
filed 1999-04-27
CIK 896982

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

Item 1.  BUSINESS.

         The sole business of the Arcadia Automobile Receivables Trust, 1998-B (the "Trust") is to hold the Receivables and to apply the proceeds thereof to make payments to the Noteholders and to the Certficateholders as described in the Trust's Prospectus Supplement (dated June 10, 1998) to the Prospectus dated June 10, 1998, and the related registration Statement in Form S-3 (File No. 333-48141).

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of December 31, 1998, the Trust had 51 holders of record of the Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

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