Form 10-K405
period 1999-12-31
ARCADIA RECEIVABLES FINANCE CORP
filed 2000-03-30
CIK 896982

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

(Mark One)
    X    Annual Report pursuant to section 13 or 15(d) of the Securities
________ Exchange Act of 1934  for the fiscal year ended December 31, 1999 or

          Transition report pursuant to section 13 or 15(d) of the Securities ________ Exchange Act of 1934 for the transition period from ______________
          to ___________________.

Commission file number:  333-48141  (no 1934 Act number)
                       --------------------------------

Exact name of Registrant as specified in its charter:
    ARCADIA AUTOMOBILE RECEIVABLES TRUST, 1999-B

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

         The sole business of Arcadia Automobile Receivables Trust, 1999-B (the "Trust") is to hold the Receivables and to apply the proceeds thereof to make payments to the Noteholders, as described in the Trust's Prospectus Supplement (dated June 3, 1999) to Prospectus (dated
         June 10, 1998) and the related Registration Statement on Form S-3 (File No. 333-48141).

Item 2.  PROPERTIES.

         Not applicable.

Item 3.  LEGAL PROCEEDINGS.

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of December 31, 1999, the Trust had approximately 36 holders of record of the Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

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

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The Report of Independent Auditors, dated as of February 29, 2000, delivered pursuant to Section 3.11 of the Sale and Servicing Agreement, dated as of June 1, 1999, is filed herewith.

         (b) None.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ARCADIA AUTOMOBILE RECEIVABLES TRUST, 1999-B

                             By ARCADIA FINANCIAL LTD., as Servicer with respect to Arcadia Automobile Receivables Trust, 1999-A


Dated: March 30, 2000          /s/ John A. Witham
                             ------------------------------
                             John A. Witham
                             Executive Vice President
                             and Chief Financial Officer

                                    EXHIBIT INDEX

Item
----
99.1 The Report of Independent Auditors, dated as of February 29, 2000, delivered pursuant to Section 3.11 of the Sale and Servicing Agreement, dated as of June 1, 1999.