Form 10-K
period 2002-12-31
ARCADIA RECEIVABLES FINANCE CORP
filed 2003-03-31
CIK 896982

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
               X Annual Report Pursuant to Section 13 or 15(d) of
              ---
                       the Securities Exchange Act of 1934

              [ ] Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 (No Fee Required)

                   For the Fiscal Year Ended December 31, 2002

                             Commission file number:
                                    333-82281

                        Arcadia Receivables Finance Corp.
                  Arcadia Automobile Receivables Trust, 1998-B
                  Arcadia Automobile Receivables Trust, 1998-C
                  Arcadia Automobile Receivables Trust, 1998-D
                  Arcadia Automobile Receivables Trust, 1998-E
                  Arcadia Automobile Receivables Trust, 1999-A
                  Arcadia Automobile Receivables Trust, 1999-B
                  Arcadia Automobile Receivables Trust, 1999-C
           (Exact names of Registrants as specified in their charters)


       Delaware                                          41-1743653
-------------------------------                       -----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

        290 E. Carpenter Freeway
        Irving, Texas                                        75062
     --------------------------                        -----------------
     (Address of principal executive                    (Zip Code)
                   offices)

Registrant's telephone number, including area code: (972) 652-4000.
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ______.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes _ . No __X____. ---- -

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). Not Applicable.

                                     PART I

Item 1.  Business

         The sole business of each Arcadia Automobile Receivables Trust is to hold auto loan receivables and to apply the proceeds thereof to make payments to Noteholders pursuant to the related Indenture. Arcadia Financial Ltd. is the Servicer for each Arcadia Automobile Receivables Trust.

Item 2. Properties
        Not applicable.

Item 3. Legal Proceedings.
        Not applicable

Item 4. Submission of Matters to a Vote of Security-Holders.
        None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
                  Not applicable.

Item 6.  Selected Financial Data.
                  Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
                  Not applicable.

Item 8.  Financial Statements and Supplementary Data.
                  Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
                  None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
                  Not applicable.

Item 11. Executive Compensation.
                  Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
                  Not applicable.

Item 13. Certain Relationships and Related Transactions.
                  Not applicable.

Item 14. Controls and Procedures.
                  Not applicable.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      Exhibits
                  --------

1.       Certification pursuant to Section 302 of the Sarbanes-Oxley Act.
         (Exhibit 99.1)
2.       Annual Statement of Compliance of the Servicer.   (Exhibit 99.2)

         (b)      Current Reports on Form 8-K
                  ---------------------------

                  The Registrants filed Current Reports on Form 8-K in respect of the calendar year ended December 31, 2002 on the following filing dates:
February 15, March 15, April 16, May 15, June 13, July 15, August 14, September 17, October 15, November 15, December 11, 2002 and January 21, 2003.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARCADIA FINANCIAL LTD., as Servicer


                                            By:  /s/  Jerry W. Bayless

                                            Name:   Jerry W. Bayless
                                            Title:  President

Dated:  March 28, 2003

                                  EXHIBIT INDEX


Exhibit No.
-----------

99.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act.
99.2     Annual Statement of Compliance of the Servicer