Form 10-K
period 2002-12-31
ARCADIA RECEIVABLES FINANCE CORP
filed 2003-03-31
CIK 896982

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

              [ ] Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 (No Fee Required)

                   For the Fiscal Year Ended December 31, 2002

                            Commission file numbers:
                                    333-82281
                                    ---------

                        Arcadia Receivables Finance Corp.
                 Associates Automobile Receivables Trust 2000-01
             (Exact name of Registrant as specified in its charter)


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

                                            Automobile Receivables-Backed Notes

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ____ No X .

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). Not Applicable.

                                     PART I

ITEM 1.  BUSINESS
              The sole business of Associates Automobile Receivables Trust, 2000-1, is to hold the auto loan receivables and to apply the proceeds thereof to make payments to Noteholders pursuant to the Indenture. Arcadia Financial Ltd. is the Servicer of the Associates Automobile Receivables Trust, 2000-1.

ITEM 2.  PROPERTIES
              Not applicable.

ITEM 3.  LEGAL PROCEEDINGS.
              Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
              None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
              As of December 31, 2002, the number of holders of record of the Notes was fewer than 100, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934 .

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

     (a)      Exhibits
              ---------

      1. Certification pursuant to Section 302 of the Sarbanes-Oxley Act. (Exhibit 99.1)
      2.      Annual Statement of Compliance of the Servicer. (Exhibit 99.2)


     (b)      Current Reports on Form 8-K
              ---------------------------

              The Registrant filed Current Reports on Form 8-K in respect of the calendar year ended December 31, 2002 on the following filing dates:
February 15, March 15, April 16, May 15, June 13, July 15, August 14, September 17, October 15, November 15, December 11, 2002 and January 21, 2003.

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