Form 10-K
period 2002-12-31
ARCADIA RECEIVABLES FINANCE CORP
filed 2003-03-31
CIK 896982

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

                            Commission file numbers:
                                    333-82281

                        Arcadia Receivables Finance Corp.
                 Associates Automobile Receivables Trust 2000-02
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

                                     PART I

Item 1. Business

                The sole business of Associates Automobile Receivables
Trust, 2000-2, is to hold the auto loan receivables and to apply the proceeds thereof to make payments to Noteholders pursuant to the Indenture. Arcadia Financial Ltd is the Servicer for Associates Automobile Receivables Trust, 2000-2.

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

Item 13. Certain Relationships and Related Transactions.
         Not applicable.

Item 14. Controls and Procedures.
         Not applicable.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      Exhibits
                  --------

1        Certification pursuant to Section 302 of the Sarbanes-Oxley Act.
         (Exhibit 99.1)
2        Annual Statement of Compliance of the Servicer.  (Exhibit 99.2)

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


                                           ARCADIA FINANCIAL LTD., as Servicer


                                           By:    /s/  Jerry W. Bayless
                                           Name:  Jerry W. Bayless
                                           Title: President

Dated:  March 28, 2003







                                                              EXHIBIT INDEX


Exhibit No.

99.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act.
99.2     Annual Statement of Compliance of the Servicer.